Form 10-K405
period 1998-12-31
COMPASS AUTO RECEIVABLES TRUST 1998-A
filed 1999-05-10
CIK 1085199

This is a duplicate filing which has been previously filed by Asset Backed Securities Corporation on 3/26/99.

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the fiscal year ended December 31, 1998

                 Commission File Number            333-00365
                                            ----------------------

                      Asset Backed Securities Corporation
                      ------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                    13-3354848
---------------------------------        ------------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)


 11 Madison Avenue, New York, New York                         10010
----------------------------------------              -----------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code        (212) 325-1811
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes        X         No
                                               ---------------    -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE.

     No documents have been incorporated by reference in this Form 10-K.

                               TABLE OF CONTENTS
                               =================

                                                                                          Page
                                                                                          ----
PART I..................................................................................... 1
        Item 1.     Business............................................................... 1
        Item 2.     Properties............................................................. 1
        Item 3.     Legal Proceedings...................................................... 1
        Item 4.     Submission of Matters to a Vote of Security Holders.................... 1

PART II.................................................................................... 1
        Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.. 1
        Item 6.     Selected Financial Data................................................ 2
        Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................ 2
        Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............. 2
        Item 8.     Financial Statements and Supplementary Data............................ 2
        Item 9.     Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure......................................................... 2

PART III................................................................................... 2
        Item 10.    Directors and Executive Officers of the Registrants.................... 2
        Item 11.    Executive Compensation................................................. 2
        Item 12.    Security Ownership of Certain Beneficial Owners and Management......... 2
        Item 13.    Certain Relationships and Related Transactions......................... 2

PART IV.................................................................................... 2
        Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8K........ 2

       In no-action letters issued to a variety of issuers of asset-backed or pass-through certificates representing ownership interests in, or of asset-backed notes issued by, trusts established by financial, whose principal assets are receivables generated under motor vehicle retail installment sales contracts owned by such institutions and transferred to such trusts, the Division of Corporation Finance has stated that it would not raise any objection if the servicer of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format. See e.g., Bay View Auto Trusts (January 15, 1998); Nissan Auto Receivables 1995-A Grantor Trust (June 28,
                    --------------------------------------------
1996); CIT Group Securitization Corp. II (January 25, 1996); AFG Receivables
       ---------------------------------                     ---------------
Trust 1995-A (May 29, 1996); Old Kent Auto Receivables Trust 1995-A (April 11,
------------                 --------------------------------------
1996); Mercedes-Benz Credit Corp., (January 6, 1995); CIT Group Securitization
       --------------------------                     ------------------------
Corp. (April 15, 1994); Western Financial Savings Bank, F.S.B. (January 7,
-----                   --------------------------------------
1994); Toyota Motor Credit Corp. (November 11, 1993); Hyundai Motor Finance Co.
       -------------------------                      -------------------------
(August 20, 1993); World Omni Financial Corp. (March 24, 1993); American Honda
                   --------------------------                   --------------
Receivables Corp. (March 12, 1993); and Volvo Auto Receivables Grantor Trust
-----------------                       ------------------------------------
1992-B (January 28, 1993).
------

     The Compass Auto Receivables Trust 1998-A (the "Trust") was formed pursuant to the Declaration of Trust as of June 24, 1998 (the "Agreement"), between Asset Backed Securities Corporation (the "Company"), Compass Auto Receivables Corporation ("Compass Auto") and The Bank of New York Trust Company of Florida, N.A., as Owner-Trustee. The assets of the Trust include, among other things, receivables consisting of simple interest motor vehicle installment sales contracts ("Receivables") secured by a motor vehicle, rights to receive certain principal and interest payments with respect to such Receivables, security interests in the motor vehicles financed thereby and the proceeds thereof. On June 30, 1998, the Trust issued $127,235,000 5.659% Class A-1 Asset Backed Notes, $81,700,000 5.709% Class A-2 Asset Backed Notes and $170,445,000 5.900%
Class A-3 Asset Backed Notes (collectively, the "Notes").

     This Annual Report on Form 10-K has been filed in substantially the form that the Division of Corporate Finance, in the no-action letters referred to above, has stated that it would not object to.

                                     PART I

 Item 1.  Business.

     Omitted.

 Item 2.  Properties.

     The assets of the Trust include, among other things, receivables consisting of simple interest motor vehicle installment sales contracts secured by a motor vehicle, rights to receive certain principal and interest payments with respect to such Receivables, security interests in the motor vehicles financed thereby, and the proceeds thereof.

 Item 3.  Legal Proceedings.

     None with respect to the Notes or the Trust.

 Item 4.  Submission of Matters to a Vote of Security Holders.

     None with respect to the Notes or the Trust.


                                    PART II


 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     To the best knowledge of Asset Backed Securities Corporation and the Trust, there is no established public trading market for the Notes.

     One certificate representing a fractional undivided interest in the Trust (the "Certificate") was issued to Compass Auto Receivables Corporation in the principal amount of $22,080,879. All of the Notes are registered in the name of Cede & Co., as the nominee of The Depository Trust Company ("DTC"). As of January 21, 1999, there were 22 participants listed by DTC, in the DTC system, as holding positions in all Classes of the Notes.

     The Trust does not pay dividends on the Notes.

     The Trust used the net proceeds from the sale of the Notes and the Certificate to purchase the Receivables from the Company. The Company used the net proceeds paid to the Company by the Trust to purchase the Receivables from Compass Auto, which in turn used such proceeds to make the initial deposit into a reserve account and to purchase the Receivables from Compass Bank, an Alabama state banking corporation, and Compass Bank, a Texas state bank.

Item 6.  Selected Financial Data.

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Omitted.

Item 8.  Financial Statements and Supplementary Data.

         Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrants.

          Omitted.

Item 11. Executive Compensation.

          Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          Compass Auto Receivables Corporation holds 100% of the Certificate in the principal amount of $22,080,879.

Item 13. Certain Relationships and Related Transactions.

          None.

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Listed below are the documents filed as part of this report:


   Exhibit
     No.    Document Description
   -------  --------------------

     20.1 Servicer's Report and Monthly Noteholder and Certificateholder Statement, dated as of January 15, 1999

     (b)  Reports on Form 8-K:

     With respect to the last quarter of 1998, the following Form 8-K's were filed with the Commission:

     Date           Items Listed
     ----           ------------
October 1, 1998     Servicer's Report and Monthly Noteholder and
                    Certificateholder Statement, dated as of September 15, 1998.

December 21, 1998   Servicer's Report and Monthly Noteholder and
                    Certificateholder Statement, dated as of October 15, 1998.

January 4, 1999     Servicer's Report and Monthly Noteholder and
                    Certificateholder Statement, dated as of November 16, 1998.

January 11, 1999    Servicer's Report and Monthly Noteholder and
                    Certificateholder Statement, dated as of December 15, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  ASSET BACKED SECURITIES CORPORATION
                                            (Registrant)



Dated: March 24, 1999             By: /s/ Erik A. Falk
                                     ------------------------------------------
                                  Name: Erik A. Falk
                                  Title: Vice President

                               INDEX TO EXHIBITS


 Exhibit
   No.      Document Description
 -------    --------------------


   28 Servicer's Report and Monthly Noteholder and Certificateholder Statement, dated as of January 15, 1999.